Form 10-Q
period 1995-09-30
INFRASONICS INC
filed 1995-10-19
CIK 748618

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q

(Mark One)

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to



               Commission file number 0-12998


                      INFRASONICS, INC
      (Exact name of registrant as specified in its charter)

            California                      95-3797283
(State or other jurisdiction of          (I.R.S.Employer
incorporation or organization)        Identification Number)

         3911 Sorrento Valley Blvd.
          San Diego, California                     92121
 (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code:

                       (619) 450-9898

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

  10,443,900 shares of Common Stock as of October 10, 1995.

                        Infrasonics, Inc.

                       Index to Form 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements    PAGE

Condensed Consolidated Balance Sheets (unaudited)
  September 30, 1995 and June 30, 1995                     3

Condensed Consolidated Statements of Income (unaudited)
  Three Months Ended September 30, 1995 and 1994           4

Condensed Consolidated Statements of Cash Flows (unaudited)
  Three Months Ended September 30, 1995 and 1994           5

Notes to Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7


PART II.       OTHER INFORMATION                           8


SIGNATURES                                                 8

Item 1.    Condensed Consolidated Financial Statements

                           INFRASONICS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                  September 30,     June 30,
                                      1995            1995
                                  ___________   ___________
Current assets:
  Cash and equivalents            $ 4,807,500   $ 4,748,900
  Short-term investments            1,920,700       989,300
  Accounts receivable               6,205,900     6,355,300
  Inventories                       6,442,500     6,313,000
  Other current assets                441,400       203,500
                                  ___________   ___________
Total current assets               19,818,000    18,610,000

Equipment, furniture and fixtures,
  net of accumulated depreciation   2,453,700     2,538,500
Computer software costs,
  net of accumulated amortization   2,177,100     2,231,500
Intangible assets and other assets  3,533,600     3,573,800
                                  ___________   ___________
Total assets                      $27,982,400   $26,953,800
                                  ===========   ===========
Liabilities & Shareholders' Equity

Current liabilities:
  Accounts payable                $   401,100   $   274,100
  Accrued liabilities               1,422,000     1,119,700
                                  ___________   ___________
Total current liabilities           1,823,100     1,393,800

Shareholders' Equity:
  Preferred shares, none issued         -             -
  Common shares, no par value;
    10,436,900 shares issued and
    outstanding ( 10,339,400 at
    June 30, 1995)                 26,352,400    26,083,700
Deferred consulting expense           (83,200)     (110,800)
Retained earnings                    (109,900)     (412,900)
                                   __________    __________
Total shareholders' equity         26,159,300    25,560,000
Total liability and
  shareholders' equity            $27,982,400   $26,953,800
                                  ===========   ===========

                       See accompanying notes.

                          INFRASONICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited)

                                   Three months ended
                                      September 30,
                                 1995               1994
                             ___________        ___________
Revenues
  Net sales                  $ 6,255,600        $ 4,592,000
  Interest income                 74,900             40,600
                             ___________        ___________
Total revenues                 6,330,500          4,632,600

Costs and expenses
  Cost of sales                3,253,800          2,426,200
  Engineering, research and
    development                  561,600            532,700
  Selling, general and
    administrative             2,041,700          1,666,500
                             ___________        ___________
Total costs and expenses       5,857,100          4,625,400

Income before
  income taxes                   473,400              7,200

Provision for income taxes       170,400              2,600
                             ___________        ___________
Net income                   $   303,000        $     4,600
                             ===========        ===========
Net income per share         $       .03        $       .00
                             ===========        ===========
Shares used in calculation
  of net income per share     10,783,400         10,466,600

                     See accompanying notes.

                        INFRASONICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                      Three months ended
                                         September 30,
                                      1995          1994
                                  ___________   ___________
Operating activities:
  Net income                      $   303,000   $     4,600
  Adjustments to reconcile
   net income to net cash flows
   from operating activities:
    Depreciation and amortization     431,500       391,500
    Changes in operating assets
     and liabilities                  202,100       938,600
                                  ___________   ___________
      Net cash flows from
       operating activities           936,600     1,334,700

Investment activities:
  Changes in short-term
   investments                       (931,400)    1,028,700
  Additions to equipment,
   furniture and fixtures            (120,100)     (146,400)
  Additions to computer
   software costs                     (69,400)     (175,400)
  Changes in other assets             (25,800)      (38,200)
                                  ___________   ___________
    Net cash flows from
     investing activities          (1,146,700)      668,700

Financing activities:
  Exercise of stock options           268,700          -

Net change in cash and
  cash equivalents                     58,600     2,003,400
Cash and cash equivalents
  at beginning of period            4,748,900     2,697,300
                                  ___________   ___________
Cash and cash equivalents
  at end of period                $ 4,807,500   $ 4,700,700
                                  ===========   ===========

                    See accompanying notes.

                       INFRASONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements of Infrasonics, Inc. (the "Company") for the three month periods ended September 30, 1995 and 1994 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at September 30, 1995 and the results of operations for the three-month periods ended September 30, 1995 and 1994. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending June 30, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended June 30, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   Inventory consisted of:

                           September 30,         June 30,
                               1995                1995
                           ___________         ___________
    Raw Materials          $ 2,772,500         $ 2,864,500
    Work in Process          1,083,600             947,000
    Finished Goods           2,586,400           2,501,500
                           ___________         ___________
                           $ 6,442,500         $ 6,313,000
                           ===========         ===========

3.   Income Taxes

For the three months ended September 30, 1995 and 1994, income taxes have been provided based on the estimated annualized effective tax rate applied to pretax income for interim periods. The estimated effective rate is less than the federal and state statutory rates principally due to the benefits of estimated tax credits, net operating loss carryforwards and the use of a Foreign Sales Corporation for the Company's export sales.

4.   Per Share Information

Net income per common share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period presented. Common share equivalents result from outstanding options and warrants to purchase common shares.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Revenues

Net sales and cost of sales were $6,255,600 and $3,253,800, respectively for the quarter ended September 30, 1995, as compared to $4,592,600 and $2,426,200, respectively, for the corresponding quarter of the prior fiscal year. For the three months ended September 30, 1995, net sales increased 36% over the same period from the prior year. The growth was due to the the increased number of units of the Company's products sold as well as increased penetration of foreign markets. The current health care reform trends consisting of cost containment and consolidation may continue to affect product sales adversely, although the Company is unable to determine the potential effect on revenues and profits at this time. In addition, variances in quarterly results, government regulation, competitive conditions, and changes in third party reimbursement present certain other risks to operating results which are more fully described in the Company's 1995 10-K and Annual Report to Shareholders. For the three months ended September 30, 1995, cost of sales were 52% of sales, down from 53% for the same period last year. The decrease in cost of sales as a percentage ofsales is primarily the result of the Company's continuing efforts to control costs in manufacturing and purchasing along with an increase in certain product prices. The cost of sales percentage may change in the future as a result of the mix of products sold.

Expenses

Engineering, research and development expenses increased to $561,600 for the three months ended September 30, 1995, as compared to $532,700 for the corresponding period ended
September 30, 1994. This represents a decrease from 12% of net sales in the quarter ended September 30, 1994 to 9% in the quarter ended September 30, 1995 primarily due to the higher level of sales. The $28,900 increase in expenses resulted from continued work on new products as well as improvements to existing ventilators.

Selling, general and administrative expenses were $2,041,700 for the three month period ending September 30, 1995. For the corresponding period in the prior fiscal year, selling, general and administrative expenses were $1,666,500. The increase in spending of $375,200 is primarily due to the addition of sales personnel. As a percentage of net sales, these expenses decreased from 36% in the three months ended September 30, 1994 to 33% in the same period in 1995 as a result of increased sales levels.

Liquidity and Capital Resources

At September 30, 1995, the Company had working capital of $17,994,900 which is up $778,700 from the $17,216,200 on
June 30, 1995. Cash and cash flow from operations were both up from June 30, 1995 due to profitability and an increase in liabilities. Management believes that its present sources of liquidity should be sufficient to finance operations over the next year and may be used to fund acquisitions of complimentary businesses, products or technologies in related industries. Long-term liquidity is dependent upon results of operations and the level of funding necessary to market existing and new products. The need for additional equity or debt financing at some point in the future is therefore possible.

Part II      OTHER INFORMATION

6.(b)   Exhibits and Reports on Form 8-K.

          No reports were filed on Form 8-K during the preceding quarter.


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INFRASONICS, INC.

Date: October 16,1995
                                /s/ Jim Hitchin
                                    Jim Hitchin
                                    President, Treasurer,
                                    Chairman of the Board



                                /s/ Fred McGee
                                    Fred McGee
                                    Vice President,
                                    Chief Financial Officer