Form 10-Q/A
period 1995-09-30
INFRASONICS INC
filed 1996-01-26
CIK 748618

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q/A

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

                        Infrasonics, Inc.

                       Index to Form 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements    PAGE

Condensed Consolidated Balance Sheets (unaudited)
  September 30, 1995 and June 30, 1995                     3

Condensed Consolidated Statements of Income (unaudited)
  Three Months Ended September 30, 1995 and 1994           4

Condensed Consolidated Statements of Cash Flows (unaudited)
  Three Months Ended September 30, 1995 and 1994           5

Notes to Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7


PART II.       OTHER INFORMATION                           8


SIGNATURES                                                 8

Exhibit 27.  Financial Data Schedule                       9

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