Form 10-Q
period 1995-12-31
INFRASONICS INC
filed 1996-01-26
CIK 748618

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q

(Mark One)

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

  10,522,600 shares of Common Stock as of January 15, 1996.

                        Infrasonics, Inc.

                       Index to Form 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements    PAGE

Condensed Consolidated Balance Sheets (unaudited)
  December 31, 1995 and June 30, 1995                      3

Condensed Consolidated Statements of Income (unaudited)
  Three and Six Months Ended December 31, 1995 and 1994    4

Condensed Consolidated Statements of Cash Flows (unaudited)
  Six Months Ended December 31, 1995 and 1994              5

Notes to Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7


PART II.       OTHER INFORMATION                           8

SIGNATURES                                                 8

Exhibit 27.  Financial Data Schedule                       9

Item 1.    Condensed Consolidated Financial Statements

                           INFRASONICS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                   December 31,     June 30,
                                      1995            1995
                                  ___________   ___________
Current assets:
  Cash and equivalents            $ 5,113,100   $ 4,748,900
  Short-term investments            2,016,100       989,300
  Accounts receivable               5,329,500     6,355,300
  Inventories                       7,446,000     6,313,000
  Other current assets                386,100       203,500
                                  ___________   ___________
Total current assets               20,290,800    18,610,000

Equipment, furniture and fixtures,
  net of accumulated depreciation   2,604,600     2,538,500
Computer software costs,
  net of accumulated amortization   2,123,700     2,231,500
Intangible assets and other assets  3,576,600     3,573,800
                                  ___________   ___________
Total assets                      $28,595,700   $26,953,800
                                  ===========   ===========
Liabilities & Shareholders' Equity

Current liabilities:
  Accounts payable                $   378,100   $   274,100
  Accrued liabilities               1,426,600     1,119,700
                                  ___________   ___________
Total current liabilities           1,804,700     1,393,800

Shareholders' Equity:
  Preferred shares, none issued         -             -
  Common shares, no par value;
    10,519,600 shares issued and
    outstanding ( 10,339,400 at
    June 30, 1995)                 26,553,700    26,083,700
Deferred consulting expense           (55,600)     (110,800)
Retained earnings                     292,900      (412,900)
                                   __________    __________
Total shareholders' equity         26,791,000    25,560,000
Total liability and
  shareholders' equity            $28,595,700   $26,953,800
                                  ===========   ===========

                       See accompanying notes.

                          INFRASONICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited)

                                Three months ended          Six months ended
                                   December 31,               December 31,
                                1995        1994         1995         1994
                            ___________  ___________  ___________  ___________
Revenues
  Net sales                 $ 5,867,600  $ 5,650,900  $12,123,200  $10,242,900
  Interest income                88,800       59,300      163,700       99,900
                            ___________  ___________  ___________   ____________
Total revenues                5,956,400    5,710,200   12,286,900   10,342,800

Costs and expenses
  Cost of sales               2,590,400    3,344,700    5,844,200    5,770,900
  Engineering, research and
    development                 390,400      442,100      952,000      974,800
  Selling, general and
    administrative            2,346,100    3,004,300    4,387,800    4,670,800
                            ___________  ___________  ___________  ___________
Total costs and expenses      5,326,900    6,791,100   11,184,000   11,416,500

Income before
  income taxes                  629,500   (1,080,900)   1,102,900   (1,073,700)

Provision for income taxes      226,700       (2,600)     397,100       -0-
                            ___________  ___________  ___________  ___________
Net income                  $   402,800  $(1,078,300)     705,800   (1,073,700)
                            ===========  ===========  ===========  ===========
Net income per share        $       .04  $      <.10>         .07         <.10>
                            ===========  ===========  ===========  ===========
Shares used in calculation
  of net income per share    10,790,000   10,427,700   10,736,900   10,427,000

                                     See accompanying notes.

                        INFRASONICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                      Six months ended
                                         December 31,
                                      1995          1994
                                  ___________   ___________
Operating activities:
  Net income                      $   705,800   $(1,073,700)
  Adjustments to reconcile
   net income to net cash flows
   from operating activities:
    Depreciation and amortization     833,300       779,000
    Changes in operating assets
     and liabilities                  112,000     1,915,600
                                  ___________   ___________
      Net cash flows from
       operating activities         1,651,100     1,620,900

Investment activities:
  Changes in short-term
   investments                     (1,026,900)    1,014,800
  Additions to equipment,
   furniture and fixtures            (445,700)     (327,000)
  Additions to computer
   software costs                    (139,700)     (205,400)
  Changes in other assets            (144,500)     (129,000)
                                  ___________   ___________
    Net cash flows from
     investing activities          (1,756,800)      353,400

Financing activities:
  Exercise of stock options           469,900         8,200

Net change in cash and
  cash equivalents                    364,200     1,982,500
Cash and cash equivalents
  at beginning of period            4,748,900     2,697,300
                                  ___________   ___________
Cash and cash equivalents
  at end of period                $ 5,113,100   $ 4,697,800
                                  ===========   ===========

                    See accompanying notes.

                       INFRASONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements of Infrasonics, Inc. (the "Company") for the three and six-month periods ended December 31, 1995 and 1994 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at December 31, 1995 and the results of operations for the three and six-month periods ended December 31, 1995 and 1994. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the year ending June 30, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended June 30, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   Inventory consisted of:

                            December 31,         June 30,
                               1995                1995
                           ___________         ___________
    Raw Materials          $ 2,615,800         $ 2,864,500
    Work in Process          1,202,800             947,000
    Finished Goods           3,627,300           2,501,500
                           ___________         ___________
                           $ 7,446,000         $ 6,313,000
                           ===========         ===========

3.   Income Taxes

For the three and six months ended December 31, 1995 and 1994, income taxes have been provided based on the estimated annualized effective tax rate applied to pretax income for interim periods. The estimated effective rate is less than the federal and state statutory rates principally due to the benefits of estimated tax credits, net operating loss carryforwards and the use of a Foreign Sales Corporation for the Company's export sales.

4.   Per Share Information

Net income per common share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period presented. Common share equivalents result from outstanding options and warrants to purchase common shares. For the three and six months ended December 31,1994, the common share equivalents are antidilutive.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Revenues

Net sales and cost of sales were $5,867,600 and $2,590,400, respectively for the quarter ended December 31, 1995, as compared to $5,650,900 and $3,344,700, respectively, for the corresponding quarter of the prior fiscal year. For the six months ended December 31, 1995 and 1994, net sales were $12,123,200 and $10,242,900, respectively, and the cost of sales for those periods were $5,844,200 and $5,770,900, respectively. The growth in sales was due to the increased number of units of the Company's products sold as well as increased penetration of foreign markets. The Company believes that healthcare reform issues continue to impact sales growth (as compared to historical trends) although to a lesser degree than recent prior years. The current health care reform climate consisting of cost containment and consolidation may continue to affect product sales adversely, although the Company is unable to determine the potential effect on revenues and profits at this time. In addition, variances in quarterly results, government regulation, competitive conditions, and changes in third party reimbursement present certain other risks to operating results which are more fully described in the Company's 1995 10-K and Annual Report to Shareholders. For the three and six-months ended December 31, 1995, cost of sales were 44% and 48%,respectively, of net sales, down from 56% and 59%, respectively, for the same periods in fiscal year 1994. The decrease in cost of sales as a percentage of sales is primarily the result of the Company's continuing efforts to control costs in manufacturing and purchasing along with an increase in certain product prices. The cost of sales percentage may change in the future as a result of the mix of products sold.

Expenses

Engineering, research and development expenses decreased to $390,400 and $952,000 for the three and six months ended December 31, 1995, as compared to $442,100 and $974,800 for the corresponding periods ended December 31, 1994. The decrease is the result of project completions and continuing cost-control programs. These expenses may fluctuate based on the timing of future engineering activities.

Selling, general and administrative expenses were $2,346,100 and $4,387,800 for the three and six-month periods ending December 31, 1995, respectively. For the corresponding periods in the prior fiscal year, selling, general and administrative expenses were $3,004,300 and $4,670,800. The decrease in spending is primarily due to expense reduction measures.

Liquidity and Capital Resources

At December 31, 1995, the Company had working capital of $18,486,100 which is up $1,269,900 from the $17,216,200 on
June 30, 1995, due primarily to an increase in cash flow from operations and cash from stock option exercises, partially offset by capital investments. Management believes that its present sources of liquidity should be sufficient to finance operations over the next year and may be used to fund acquisitions of complimentary businesses, products or technologies in related industries. Long-term liquidity is dependent upon results of operations and the level of funding necessary to market existing and new products. The need for additional equity or debt financing at some point in the future is therefore possible.

Part II      OTHER INFORMATION

4. Voting results for Annual Meeting held October 19, 1995.

   Voting results for Directors were as follows:
     Name of nominee          For            Withheld
     _______________       _________         _________
     Harry Casari          9,033,477          45,788
     Janet Colson          9,033,177          46,088
     Jim Hitchin           9,026,377          52,888
     Robert Hovee          9,033,327          45,938
     E. A. Vanderpool      9,033,327          47,938

   Voting results for the 1995 Stock Option Plan were:
        For              Against             Withheld
     _________           _______             ________
     8,706,122           289,200              83,943

Except for votes withheld, there were no other abstentions or broker non-votes.

6.(b)   Exhibits and Reports on Form 8-K.

          No reports were filed on Form 8-K during the preceding quarter.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INFRASONICS, INC.

Date: January 16,1996
                                /s/ Jim Hitchin
                                    Jim Hitchin
                                    President, Treasurer,
                                    Chairman of the Board



                                /s/ Fred McGee
                                    Fred McGee
                                    Vice President,
                                    Chief Financial Officer