Form 10-Q/A
period 1995-09-30
INFRASONICS INC
filed 1996-05-15
CIK 748618

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


                                 INFRASONICS, INC.

Date: May 14,1996
                                    /s/ Jim Hitchin
                                    Jim Hitchin
                                    President, Treasurer,
                                    Chairman of the Board



                                    /s/ Fred McGee
                                    Fred McGee
                                    Vice President,
                                    Chief Financial Officer