Form 10-Q
period 1996-03-31
INFRASONICS INC
filed 1996-05-15
CIK 748618

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q

(Mark One)

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

  10,554,100 shares of Common Stock as of April 10, 1996.

                        Infrasonics, Inc.

                       Index to Form 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements    PAGE

Condensed Consolidated Balance Sheets (unaudited)
  March 31, 1996 and June 30, 1995                         3

Condensed Consolidated Statements of Income (unaudited)
  Three and Nine-Months Ended March 31, 1996 and 1995      4

Condensed Consolidated Statements of Cash Flows (unaudited)
  Nine Months Ended March 31, 1996 and 1995                5

Notes to Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7


PART II.       OTHER INFORMATION                           8

SIGNATURES                                                 8

Exhibit 27.  Financial Data Schedule                       9

Item 1.    Condensed Consolidated Financial Statements

                           INFRASONICS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                    March 31,     June 30,
                                      1996          1995
                                  ___________   ___________
Current assets:
  Cash and equivalents            $ 6,044,600   $ 4,748,900
  Short-term investments              971,000       989,300
  Accounts receivable, net          6,358,200     6,355,300
  Inventories                       7,995,600     6,313,000
  Other current assets                420,100       203,500
                                  ___________   ___________
Total current assets               21,789,500    18,610,000

Equipment, furniture and fixtures,
  net of accumulated depreciation   2,587,700     2,538,500
Computer software costs,
  net of accumulated amortization   2,049,600     2,231,500
Intangible assets and other assets  3,789,000     3,573,800
                                  ___________   ___________
Total assets                      $30,215,800   $26,953,800
                                  ===========   ===========
Liabilities & Shareholders' Equity

Current liabilities:
  Accounts payable                $   450,600   $   274,100
  Accrued liabilities               2,253,000     1,119,700
                                  ___________   ___________
Total current liabilities           2,703,600     1,393,800

Shareholders' Equity:
  Preferred shares, none issued         -             -
  Common shares, no par value;
    10,554,100 shares issued and
    outstanding ( 10,339,400 at
    June 30, 1995)                 26,646,800    26,083,700
Deferred consulting expense           (27,800)     (110,800)
Retained earnings                     893,200      (412,900)
                                   __________    __________
Total shareholders' equity         27,512,200    25,560,000
Total liability and
  shareholders' equity            $30,215,800   $26,953,800
                                  ===========   ===========

                       See accompanying notes.


                          INFRASONICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited)

                               Three months ended        Nine months ended
                                    March 31,                March 31,
                                1996        1995         1996         1995
                            ___________  ___________  ___________ ___________
Revenues
  Net sales                 $ 7,147,300  $ 5,426,000  $19,270,500  $15,668,900
  Interest income                86,900       55,700      250,600      155,600
                            ___________  ___________  ___________   __________
Total revenues                7,234,200    5,481,700   19,521,100   15,824,500

Costs and expenses
  Cost of sales               3,230,600    3,365,900    9,074,800    9,136,800
  Engineering, research and
    development                 506,900      528,500    1,458,900    1.503,300
  Selling, general and
    administrative            2,733,800    2,268,300    7,121,500    6,939,100
                            ___________  ___________  ___________  ___________
Total costs and expenses      6,471,300    6,162,700   17,655,200   17,579,200

Income before
  income taxes                  762,900     (681,000)   1,865,900   (1,754,700)

Provision for (benefit from
income taxes)                   162,700     (257,000)     559,800     (257,000)
                            ___________  ___________  ___________  ___________
Net income                  $   600,200  $  (424,000) $ 1,306,100  $(1,497,700)
                            ===========  ===========  ===========  ===========
Net income per share        $       .06  $      <.04> $       .12  $      <.14>
                            ===========  ===========  ===========  ===========
Shares used in calculation
  of net income per share    10,900,100   10,339,400   10,829,800   10,339,400

                                     See accompanying notes.

                        INFRASONICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                      Nine months ended
                                           March 31,
                                      1996          1995
                                  ___________   ___________
Operating activities:
  Net income                      $ 1,306,100   $(1,497,700)
  Adjustments to reconcile
   net income to net cash flows
   from operating activities:
  Depreciation and amortization     1,263,300     1,140,900
  Deferred income taxes                 -          (257,000)
  Changes in operating assets
     and liabilities                 (601,400)    2,398,500
                                  ___________   ___________
Net cash flows from
  operating activities              1,968,000     1,784,700

Investment activities:
  Changes in short-term
   investments                         18,300     1,002,700
  Additions to equipment,
   furniture and fixtures            (631,300)     (453,600)
  Additions to computer
   software costs                    (189,400)     (304,600)
  Changes in other assets            (433,000)     (132,800)
                                  ___________   ___________
Net cash flows from (used in)
  investing activities             (1,235,400)      111,700

Financing activities:
  Exercise of stock options and
   warrants                           563,100         8,200
                                  ___________   ___________
Net changes in cash and
  cash equivalents                  1,295,700     1,904,600
Cash and cash equivalents
  at beginning of period            4,748,900     2,697,300
                                  ___________   ___________
Cash and cash equivalents
  at end of period                $ 6,044,600   $ 4,601,900
                                  ===========   ===========

                    See accompanying notes.

                       INFRASONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements of Infrasonics, Inc. (the "Company") for the three and nine-month periods ended March 31, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at March 31, 1996 and the results of operations for the three and nine-month periods ended
March 31, 1996 and 1995. The results of operations for the three and nine-months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended June 30, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   Inventories:

                             March 31,         June 30,
                               1996                1995
                           ___________         ___________
    Raw Materials          $ 3,459,500         $ 2,864,500
    Work in Process          1,252,900             947,000
    Finished Goods           3,283,200           2,501,500
                           ___________         ___________
                           $ 7,995,600         $ 6,313,000
                           ===========         ===========

3.   Per Share Information

Net income (loss) per common share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period presented unless the effect of such would be antidilutive. Common share equivalents result from outstanding options and warrants to purchase common shares.

4.   Merger Agreement

A Form 8-K was filed on March 13, 1996 to report the execution of a merger agreement with Nellcor Puritan
Bennett("NPB"), pursuant to which the Company would be acquired by NPB. Consumation of the transaction contemplated by the merger agreement is subject to the satisfaction of a number of conditions, including shareholder approval.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Results of Operations

Net sales and cost of sales were $7,147,300 and $3,230,600, respectively, for the quarter ended March 31, 1996, as compared to $5,426,000 and $3,365,900, respectively, for the corresponding quarter of the prior fiscal year. For the nine-months ended March 31, 1996 and 1995, net sales were $19,270,500 and $15,668,900, respectively, and the cost of sales for those periods were $9,074,800 and $9,136,800, respectively. The growth in sales was due to the increased number of units sold. The Company believes that healthcare reform issues continue to impact sales growth (as compared to historical trends) although to a lesser degree than prior years. For the three-month period ended March 31, 1996, cost of sales were 45% of sales, down from 62% for the same period last year. For the nine-month period ended March 31, 1996, cost of sales were 47% of sales, down freom 58% in the same period for fiscal year 1995. The decrease in cost of sales as a percentage of sales resulted from the mix of products sold, improved manufacturing processes and a decrease in material costs.

Engineering, research and development expenses decreased to $506,900 and $1,458,900 for the three and nine-months ended March 31, 1996, respectively,as compared to $528,500 and $1,503,300 for the corresponding periods ended March 31, 1995. The decrease in expense was due to completion of some product improvement projects.

Selling, general and administrative expenses were $2,733,800 and $7,121,500 for the three and nine-month periods ending March 31, 1996, respectively. For the corresponding periods in the prior fiscal year, selling, general and administrative expenses were $2,268,300 and $6,939,100. The increase in spending for both periods over the prior year is the result of the increased commission costs due to increased sales. Costs associated with the proposed merger with Nellcor Puritan Bennett will be expensed when the merger is completed or abandoned. Pending completion of required reviews and receipt of required approvals by shareholders, this merger is currently scheduled to be completed late in the quarter ending June 30, 1996.

Liquidity and Capital Resources

At March 31, 1996, the Company had working capital of $19,085,900 which is up $1,869,700 from the $17,216,200 on
June 30, 1995. For the period, cash and cash flows from operating activities were positive primarily due to the increase in profitability and liabilities, partially offset by an increase in inventories. The increase in inventories resulted from an increase in the level of manufacturing as well as changes made in purchasing procedures.

A Form 8-K was filed on March 13, 1996 to report the execution of a merger agreement with Nellcor Puritan
Bennett("NPB"), pursuant to which the Company would be acquired by NPB. Consumation of the transaction contemplated by the merger agreement is subject to the satisfaction of a number of conditions, including shareholder approval. Through March 31, 1996, the Company has incurred expenses for this transaction amounting to $78,300, which have been accounted for as deferred acquisition costs. Additional expenses related to this transaction will be incurred for investment banking and professional services leading to a shareholder vote.

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

Business Risks

In addition to the factors addressed in the preceding sections, certain dynamics of the Company's markets, technologies and operations create fluctuations in the Company's results. The current health care reform climate consisting of cost containment pressures and consolidation trends may continue to affect product sales adversely, although the Company is unable to determine the potential effect on revenues and profits at this time. In addition, variances in quarterly results, government regulation, competitive conditions, and changes in third-party reimbursement present certain other risks to operating results which are more fully described in the Company's 1995 10-K and Annual Report to Shareholders.

Part II      OTHER INFORMATION

6.(b)   Exhibits and Reports on Form 8-K.

A Form 8-K was filed on March 13, 1996 to report the execution of a merger agreement with Nellcor Puritan
Bennett("NPB"), pursuant to which the Company would be acquired by NPB. Consumation of the transaction contemplated by the merger agreement is subject to the satisfaction of a number of conditions, including shareholder approval.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INFRASONICS, INC.

Date: April 15, 1996
                                    /s/ Jim Hitchin
                                    Jim Hitchin
                                    President, Treasurer,
                                    Chairman of the Board


                                    /s/ Fred McGee
                                    Fred McGee
                                    Vice President,
                                    Chief Financial Officer